Form 10-K/A
period 2003-03-16
ASSET BACKED PASS THROUGH CERTIFICATES SERIES 2002 HE2
filed 2003-08-07
CIK 1174519

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K/A

                                   Amendment No. 1


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



  <F1> Filed Herewith.




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

  Dated: July 18, 2003

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

      Date: July 18, 2003


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

  Ex-99.1 (a)


Ernst & Young

Ernst & Young LLP
725 South Figueroa Street
Los Angeles, California 90017

Phone: (213) 977-3200
www.ey.com


Report on Management's Assertion on Compliance with the Minimum
Servicing Standards Set Forth in the Uniform Single Attestation
Program for Mortgage Bankers


Report of Independent Accountants

Board of Directors
Fairbanks Capital Corp.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Fairbanks Capital Corp., a wholly owned subsidiary of Fairbanks Capital Holding Corp., (the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") during the year ended December 31, 2002. Management is responisble for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion that the Company complied with the aforementioned requirements during the year ended
December 31, 2002, is fairly stated, in all material respects.

/s/ Ernst & Young LLP

January, 20 2003

Ernst & Young LLP is a member of Ernst & Young International, Ltd.

  Ex-99.2 (a)



Fairbanks Capital Corp.

Management's Assertion on Compliance with the Minimum
Servicing Standards Set Forth in the Uniform Single
Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Fairbanks Capital Corp.
(the "Company"), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP"). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Bank's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2002 and for the year then ended. Based on this evaluation, we assert that during the year ended December, 31 2002, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for the same period, the Bank had in effect a fidelity bond in the amount of $38,000,000 and an errors and omissions policy in the amount of $10,000,000.

/s/ Thomas D. Basmajian
Thomas D. Basmajian
Chief Executive Officer

/s/ Anthony O'Boyle Beirne
Anthony O'Boyle Beirne
Executive Vice President and
Chief Financial Officer

/s/ Barbara K. Wing
Barbara K. Wing
Controller

January, 20 2003

3815 South West Temple * Salt Lake City, Utah 84115-4417
P.O. Box 65250 * Salt Lake City, Utah 84165-0250
Telephone (801) 293-1883 * Fax (801) 293-1297

  Ex-99.3 (a)


FAIRBANKS CAPITAL CORP. (logo)

Agreement: Loan Agreements Listed in Schedule Wells Fargo

Dated: See Attached Schedule


ANNUAL STATEMENT AS TO COMPLIANCE

In accordance with the applicable section in each of the Pooling and Servicing Agreement specified:

i. a review of the activities of the Servicer during the year ended December 31, 2002 and of performance under this Agreement has been made under such officers' supervision; and

ii. to the best of such officers' knowledge, based on such review, the Servicer has fulfilled all of its obligations under this Agreement throughout such year.

March 11, 2003

/s/ William P. Garland
William P. Garland
President
Fairbanks Capital Corp.


3815 SOUTH WEST TEMPLE. SALT LAKE CITY, UTAH 84115-4412
P.O. BOX 65250. SALT LAKE CITY, UTAH 84165-0250
TELEPHONE (801) 293-1883. FACSIMILE (801) 293-1297



Schedule Wells Fargo

Fairbanks Capital Corp. as Servicer, Lehman Capital as Seller and Wells Fargo Bank, MN NA, as Master Servicer - Amortizing Residential Collateral Mortgage Pass-Through Certificates, Series 2001-BC6
10/01/2001

Assignment and Assumption Agreement by and among Fidelity Funding Mortgage Corp., Fairbanks Capital Corp., and Cargill Financial Services Corporation relating to Fidelity Funding Home Equity Loan Trust 1997-1
06/01/1999

Sale and Servicing Agreement among ITLA Mortgage Loan Securitization 2002-1, L.L.C., Issuer, ITLA Capital Corporation, Seller and Master Servicer, Fairbanks Capital Corp., Servicer, Wells Fargo Bank Minnesota, National Association, Trustee and Wells Fargo Bank Minnesota, National Association, Backup Servicer 03/01/2002

Pooling and Servicing Agreement - Asset Backed Securities Corporation, Depositor, DLJ Mortgage Capital, Inc., Seller, Fairbanks Capital Corp., Servicer, and Wells Fargo Bank Minnesota NA, Trustee-Asset Backed Securities Corporation Home Equity Loan Trust 2002-HE2
05/01/2002

DLJ Mortgage Acceptance Corp., Depositor, PNC Mortgage Securities Corp., Seller and Servicer, DLJ Mortgage Capital, Inc., Seller, Calmco Servicing L.P., Servicer and Special Servicer, Old Kent Mortgage Company, Servicer, and Wells Fargo Bank Minnesota, N.A., Trustee - Pooling and Servicing Agreement - DLJ ABS Trust 2000-3
09/01/2000


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